Form 10-K
period 2006-12-31
Banc of America Commercial Mortgage Inc., Series 2006-5
filed 2007-03-29
CIK 1376210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number: 333-130755-04

Banc of America Commercial Mortgage Trust 2006-5
(Exact name of issuing entity as specified in its charter)

Banc of America Commercial Mortgage Inc.
(Exact name of registrant/depositor as specified in its charter)

Bank of America, National Association
Barclays Capital Real Estate Inc.
Bear Stearns Commercial Mortgage, Inc.
(Exact name of sponsors as specified in its charter)

North Carolina	56-1950039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 North Tryon Street, NC1-027-22-03, Charlotte, North Carolina 28255
(Address of registrant’s principal executive offices)

(704) 386-8509
(Registrant's telephone number, inclusing area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Item 1. Business.
May be omitted. See Instruction J(1) of Form 10-K.

Item 1A. Risk Factors.
May be omitted. See Instruction J(1) of Form 10-K.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
May be omitted. See Instruction J(1) of Form 10-K.

Item 3. Legal Proceedings.
May be omitted. See Instruction J(1) of Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.
May be omitted. See Instruction J(1) of Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
May be omitted. See Instruction J(1) of Form 10-K.

Item 6. Selected Financial Data.
May be omitted. See Instruction J(1) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
May be omitted. See Instruction J(1) of Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
May be omitted. See Instruction J(1) of Form 10-K.

Item 8. Financial Statements and Supplementary Data.
May be omitted. See Instruction J(1) of Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
May be omitted. See Instruction J(1) of Form 10-K.

Item 9A. Controls and Procedures.
May be omitted. See Instruction J(1) of Form 10-K.
Item 9A(T). Controls and Procedures.
May be omitted as part of 9A.

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governances.
May be omitted. See Instruction J(1) of Form 10-K.

Item 11. Executive Compensation.
May be omitted. See Instruction J(1) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
May be omitted. See Instruction J(1) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independences.
May be omitted. See Instruction J(1) of Form 10-K. Covered in Item 1119 below.

Item 14. Principal Accounting Fees and Services.
May be omitted. See Instruction J(1) of Form 10-K.

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
No single obligor represents 10% or more of the pool assets held by this transaction.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB. Legal Proceedings.
The registrant knows of no material pending legal proceedings involving the issuing entity and all parties related to the issuing entity, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
No changes to the information provided in the prospectus.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with applicable servicing criteria and related public accounting firm attestation reports are attached hereto under Item 15.

In its report on assessment of compliance with servicing criteria and the related public accounting firm attestation, SunTrust Bank, Inc., identified the following instance of noncompliance: As required by Item 1122(d)(4)(x)(b) of Regulation AB, interest on escrow funds must be paid, or credited, to obligors in accordance with applicable pool asset documents and state laws. In one instance, out of a sample of 30, the escrow funds were not deposited in an interest bearing account in accordance with the transaction agreement.

Item 1123 of Regulation AB. Servicer Compliance Statement
See Item 15, exhibit (35)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
4
Pooling and Servicing agreement, dated October 1, 2006, incorporated by reference from Exhibit 4 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.

31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as Special Servicer
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank, National Association, as Trustee
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association, as servicing function participant
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services, Inc., as servicing function participant
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, Global Realty Outsourcing, Inc., as servicing function participant
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, SunTrust Bank, as servicing function participant
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as servicing function participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as Special Servicer
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank, National Association, as Trustee
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association, as servicing function participant
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services, Inc., as servicing function participant
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Global Realty Outsourcing, Inc., as servicing function participant
34(g)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, SunTrust Bank, as servicing function participant
34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as servicing function participant
35(a)	Servicer compliance statement, Bank of America, National Association, as Master Servicer
35(b)	Servicer compliance statement, Midland Loan Services, Inc., as Special Servicer
35(c)	Servicer compliance statement, LaSalle Bank, National Association, as Trustee
33(d)	Servicer compliance statement, Wachovia Bank, National Association, as servicing function participant
99.1
Sub-Servicing Agreement, dated as of October 1, 2006, incorporated by reference from Exhibit 99.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.

99.2
Mortgage Loan Purchase and Sale Agreement dated as of October 1, 2006, incorporated by reference from Exhibit 99.2 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.

99.3
Mortgage Loan Purchase and Sale Agreement dated as of October 1, 2006, incorporated by reference from Exhibit 99.3 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.

99.4
Mortgage Loan Purchase and Sale Agreement dated as of October 1, 2006, incorporated by reference from Exhibit 99.4 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.

99.5
Mortgage Loan Purchase and Sale Agreement dated as of October 1, 2006, incorporated by reference from Exhibit 99.5 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.

99.6
Mortgage Loan Purchase and Sale Agreement dated as of October 1, 2006, incorporated by reference from Exhibit 99.6 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.

(b) Not applicable.
(c) Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banc of America Commercial Mortgage Inc.

March 26, 2007	/s/ Peter Cookson
By: Peter Cookson
Title: Senior Vice President

EXHIBIT INDEX
Exhibit Number	Description
4
Pooling and Servicing agreement, dated October 1, 2006, incorporated by reference from Exhibit 4 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.

31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as Special Servicer
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank, National Association, as Trustee
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association, as servicing function participant
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services, Inc., as servicing function participant
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, Global Realty Outsourcing, Inc., as servicing function participant
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, SunTrust Bank, as servicing function participant
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as servicing function participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as Special Servicer
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank, National Association, as Trustee
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wachovia Bank, National Association, as servicing function participant
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, First American Commercial Real Estate Services, Inc., as servicing function participant
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Global Realty Outsourcing, Inc., as servicing function participant
34(g)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, SunTrust Bank, as servicing function participant
34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as servicing function participant
35(a)	Servicer compliance statement, Bank of America, National Association, as Master Servicer
35(b)	Servicer compliance statement, Midland Loan Services, Inc., as Special Servicer
35(c)	Servicer compliance statement, LaSalle Bank, National Association, as Trustee
33(d)	Servicer compliance statement, Wachovia Bank, National Association, as servicing function participant
99.1
Sub-Servicing Agreement, dated as of October 1, 2006, incorporated by reference from Exhibit 99.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.

99.2
Mortgage Loan Purchase and Sale Agreement dated as of October 1, 2006, incorporated by reference from Exhibit 99.2 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.

99.3
Mortgage Loan Purchase and Sale Agreement dated as of October 1, 2006, incorporated by reference from Exhibit 99.3 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.

99.4
Mortgage Loan Purchase and Sale Agreement dated as of October 1, 2006, incorporated by reference from Exhibit 99.4 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.

99.5
Mortgage Loan Purchase and Sale Agreement dated as of October 1, 2006, incorporated by reference from Exhibit 99.5 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.

99.6
Mortgage Loan Purchase and Sale Agreement dated as of October 1, 2006, incorporated by reference from Exhibit 99.6 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.